Form 10-K
period 2015-12-31
Global Marine Minerals, Inc.
filed 2016-08-02
CIK 1662633

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K
(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2015

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

                        1432 Old Highway 99 North
                       Bellingham, Washington 98229
              (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:  360-770-5027

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                               March 30, 2016

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            Form 10-12G/A filed
					        January 7, 2016

_____________________________________________________________________

                               PART I

Item 1.  Business

      Global Marine Minerals, Inc. (formerly Burney Hill Acquisition Corporation) (the "Company") was incorporated on December 11, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange
Act of 1934 (the "Exchange Act") and Rule 12(g) thereof on January
7, 2015 which became automatically effective 60 days thereafter. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

     At the period covered by this Reort, the Company has no employees and two officers, directors and shareholders.

    The president of the Company was also the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public companies and assists companies with introductions to the financial community. Such services may include, when and if appropriate, the use of an existing reporting company such as the Company.

     Tiber Creek will typically enter into an agreement with a private company to assist it in becoming a public reporting company and for its introduction to brokers and market makers. A private company may become a public reporting company by effecting a business combination with an existing public reporting company such as the Company or by a filing registration pursuant to the Securities Act of 1933 (typically a Form S-1) or the Securities Exchange Act of 1934 (Form 10).

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $4.062.

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

     Management of the Company will pay all expenses incurred by the Company. Management does not expect any repayment for such paid expenses.

      There is no assurance that the Company will ever be profitable.

Subsequent Event

	Subsequent to the period covered by this Report, on May 13, 2016, the Company effected the following transactions to effect a change of control:

	The Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof.

	The then current officers and directors of the Company resigned and new officers and directors were elected.

	On May 16, 2016, the Company issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding 5,500,000 shares of common stock to Jerry A. Hayes, the newly elected sole officer and director.

       With the issuance of the stock and the redemption of shares of stock, the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company.

	New management anticipates that it will develop, through acquisition of a private company or development of its business plan, as a company focusing on the locating, claiming and mining of ocean minerals utilizing modern low-impact and environmentally safe mining technology. Management anticipates that it will design, build and deploy undersea technology, subsea crawlers, ROVs and environmental protection equipment so that it can mine global marine minerals responsibly and sustainably.

       The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. If the Company makes any acquisitions, mergers or other business combination, the Company will file a Form 8-K but until such time the Company remains a shell company.

	       In connection with the change in control the Company changed its name to Global Marine Minerals, Inc.

Item 2.  Properties

     The Company has no properties and at the period covered by this Report has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

   Prior management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpoenas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matter of HO-12590) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpeonas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports.

Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF     Shares
DATE                     NAME               SHARES        Outstanding

December 11, 2015    James Cassidy (1)   10,000,000
May 13, 2016           Redemption         (9,750,000)	     250,000

December 11, 2015    James McKillop      10,000,000
May 13, 2016           Redemption          (9,750,000)       500,000

May 16, 2016       Jerry A. Hayes         5,000,000        5,500,000

(1) James M. Cassidy, the president and a director of the Company at period covered by this Report, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.


Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     No assurances can be given that the Company will be successful in locating or negotiating with any target company.

   In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the officer and director of the Company will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $4,062.

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

     The president of the Company at the period covered by this Report and prior to the subsequent change in control is the president, director and shareholder of Tiber Creek Corporation. Tiber Creek Corporation assists companies in becoming public reporting companies and with introductions to the financial community.

2015 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Subsequent to the period covered by this Report, the Company changed its auditor and has filed a Form 8-K noticing the termination of its former accountants and engagement of the new accountants.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

      The independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      For the period by this Report, there were no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

At the period Covered by this Report

      Name                Positions and Offices Held
     -----------------    -----------
     James Cassidy        President, Secretary, Director
     James McKillop	  Vice President, Director

Subsequent to the May 13, 2016 change in control:

      Name                	Positions and Offices Held
     -----------------    	-----------
     Jerry A. Hayes		President, Treasurer Secretary,
				Director

Management of The Company

     The Company has no full time employees. James Cassidy and James McKillop were the officers and directors of the Company and its sole shareholders for the period covered by this Report.

     Set forth below is the business experience during at least the last five years of the officers and directors for the period covered by this Report and for the subsequent current sole officer and director:

    James Cassidy, Esq., LL.B., LL.M., served as a director, president and secretary of the Company. Mr. Cassidy received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K.
Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer
& Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court. The Company believes Mr. Cassidy to have the business experience necessary to serve as a director of the Company as it seeks to enter into a business combination. As a lawyer involved in business transactions and securities matters, Mr. Cassidy has had ample experience in evaluating companies and management, understanding business plans, assisting in capital raising and determining corporate structure and objectives.

    James McKillop served as a director and vice president of the Company. Mr. McKillop began his career at Merrill Lynch. Mr. McKillop has also been involved in financial reporting and did a daily stock market update for KPCC radio in Pasadena, California. Mr. McKillop is the founder of MB Americus LLC which specializes in consulting and public relations. Mr. McKillop has provided consulting services to Tiber Creek Corporation for more than five years. Mr. McKillop has written articles for various publications on financial matters. He has been a past member of the World Affairs Council. Mr. McKillop received his Bachelor of Arts in Economics in 1984 from the University of California at Los Angeles. With his background in financial and securities matters, the Company believes Mr. McKillop to have experience and knowledge that will serve the Company in seeking, evaluating and determining a suitable target company.

   Jerry A. Hayes, serves as the sole officer and director of the Company. Mr. Hayes has a lifetime involved in industrial logging, fishing, mining, farming and construction. Since he was a teenager, Mr. Hayes has been dredging on his family's gold claim. He has started and operated a variety of related businesses including king crab boats and construction. Since 2013, Mr. Hayes has concentrated his efforts on developing offshore mining interests centered in Nome, Alaska.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Conflicts of Interest

    The former officers and directors of the Company have organized and expect to organize other companies with an identical structure, purpose, officers, directors and shareholders. As such management believes there is no conflict of interest in these companies.

      The blank check companies with which prior management (including the directors) is involved are identical except for the name. As and when created, no one blank check company offers management any more favorable terms than the others. Thus no conflict of interest arises for management between any of the blank check companies.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has two persons who are the only shareholders and who serve as the directors and officers. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officers and directors will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At the period covered by this Report, the Company consists of two shareholders who serve as the corporate directors and officers. The Company has no activities, and receives no revenues.

	At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only two shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2015, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner               Ownership          Outstanding Stock

James M. Cassidy                    10,000,000               50%
215 Apolena Avenue
Newport Beach, CA 92662
	Redeemed 5/13/2016	    (9,750,000)

James K. McKillop                    10,000,000               50%
9454 Wilshire Boulevard
Beverly Hills, California 90212
	Redeemed 5/13/2016	    (9,750,000)

All Executive Officers and           20,000,000              100%
Directors as a Group (2 Persons)
	Redeemed 5/13/2016	    (19,500,000)

Subsequent Event

     The following table sets forth, as of May 16, 2016 each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company.

Jerry A. Hayes	 	             5,000,000		    91% (1)
14440 Big Basin Way #12
Saratoga, California 95070

All Executive Officers and           5,000,000              91% (1)
Directors as a Group (1 Person)

(1) based on 5,500,000 shares outstanding.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   As of December 31, 2015, the Company issued a total of 20,000,000 shares of common stock pursuant to Section 4(2) of the Securities Act at a discount of $2,000.

    As the organizers and developers of the Company, James M. Cassidy and James McKillop were considered promoters. Mr. Cassidy provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing a registration statement of Form 10.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that none of the prior nor current officers and directors would be considered independent directors if it were to do so.


Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

Audit-Related Fees          $     750
   December 15, 2015

Audit-Related Fees	    $   3,000
   December 31, 2015

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

--------------------------------------------------------------------------
                        PART IV

Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith.

Exhibits:

31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2015                               2

Statement of Operations for the period from December 11, 2015
 (Inception) to December 31, 2015	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from December 11, 2015 (Inception) to December 31, 2015            4

Statement of Cash Flows for the period from December 11, 2015
 (Inception) to December 31, 2015                                   5

Notes to Financial Statements                                      6-8

--------------------------------------------------------------------------


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Burney Hill Acquisition Corporation
(n/k/a Global Marine Minerals, Inc.)

We have audited the accompanying balance sheet of Global Marine Minerals, Inc. (formerly Burney Hill Acquisition Corporation)
(the "Company") as of December 31, 2015, and the related statement of operations, changes in stockholders' deficit, and cash flows for the period from December 11, 2015 (Inception) through December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from December 11, 2015 (Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KCCW Accountancy Corp.

Diamond Bar, CA

May 23, 2016

--------------------------------------------------------------------

                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                               BALANCE SHEET

                       ASSETS
                                                 December 31, 2015
                                                 -----------------

  Current assets
    Cash                                         $             -
                                                 -----------------
  Total assets                                   $             -
                                                 =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		         $          3,750
                                                 -----------------
  Total liabilities                                         3,750
                                                 -----------------

  Stockholders' deficit
    Common Stock; $0.0001 par value,                       2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding as of December 31, 2015

    Discount on Common Stock                              (2,000)
    Additional paid-in capital                               312
    Accumulated deficit                                   (4,062)
                                                 -----------------
 Total stockholders' deficit                              (3,750)
                                                 -----------------
 Total Liabilities and stockholders' equity      $             -
                                                 =================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                           STATEMENT OF OPERATIONS

                                         For the period from December 11,
                                            2015 (Inception) to
                                             December 31, 2015
                                             -----------------

    Revenue                                  $              -
    Cost of revenue                                         -
                                              -----------------
    Gross profit                                            -
    Operating expenses                                  4,062
                                               -----------------
    Operating loss                                     (4,062)
                                               -----------------
    Loss before income taxes                           (4,062)
                                               -----------------
    Income tax expense                                      -
                                               -----------------
    Net loss                                   $       (4,062)
                                               =================
    Loss per share - basic and diluted         $        (0.00)
                                               -----------------
    Weighted average shares-basic and diluted        20,000,000
                                               =================



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                               Discount   Addi-             Total
                           Common Stock        on         tional   Accumu-  Stock-
                      --------------------     Common     Paid-In  lated    holders'
                      Shares       Amount      Stock      Capital  Deficit  Deficit

Balance, December 11,
  2015 (Inception)            -    $     -     $    -     $   -    $   -     $      -

Issuance of
  common stock        20,000,000     2,000      (2,000)        -       -             -

Stockholder contributed
  company expense             -          -          -         312      -            312

Net loss                      -          -          -          -     (4,062)     (4,062)
                      ===========   =======    =======   =========  ========    =========
Balance,
 December 31, 2015    20,000,000    $ 2,000    $(2,000)  $   312    $(4,062)    $(3,750)
                      ===========   =======    ========  =========  ========    =========



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                           STATEMENT OF CASH FLOWS


                                                 For the period from
                                                  December 11, 2015
                                                    (Inception) to
                                                  December 31, 2015
                                                 ------------------

OPERATING ACTIVITIES

   Net loss                                      $        (4,062)
                                                 ------------------
   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
         contributed as capital                              312

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                 3,750
                                                 ------------------
       Net cash provided by (used in)
            operating activities                               -
                                                 ------------------
FINANCING ACTIVITIES


    Proceeds from issuance of common stock                     -
    Proceeds from stockholders contribution                    -
                                                 ------------------
       Net cash provided by financing activities               -
                                                 ------------------
   Net increase in cash                          $              -
                                                 ==================
   Cash, beginning of period                     $              -
                                                 ==================
    Cash, end of period                          $              -
                                                 ==================

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
      Income Tax                                 $              -
                                                 ==================
      Interest                                   $              -
                                                 ==================

NON-CASH TRANSACTION:
   Common stock issued to founders for no
       consideration                             $          2,000
                                                 ==================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                       Notes to Financial Statements

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

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

______________________________________________________________________
                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                       Notes to Financial Statements

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

______________________________________________________________________
                       GLOBAL MARINE MINERALS, INC.
                (Formerly Burney Hill Acquisition Corporation)
                       Notes to Financial Statements

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

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2015-01 Income Statement Extraordinary and Unusual Items (Subtopic 225-20):
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective of this Update is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2014-220 Income Statement
Extraordinary Items (Subtopic 225-20), which has been deleted. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. Management is in the process of assessing the impact of this ASU on the Company's financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $4,062 from inception (December 11, 2015) to December 31, 2015. The Company had working capital deficit of $3,750 as of December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 -   ACCRUED LIABILITIES

As of December 31, 2015, the Company had an accrued professional fee of $3,750.

NOTE 4   STOCKHOLDERS' DEFICIT

On December 11, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company was authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

	Subsequent to the period covered by this Report, on May 13, 2016, the Company effected the following transactions to effect a change of control:

	The Company redeemed 19,500,000 of the 20,000,000 outstanding shares of common stock pro rata from the two shareholders thereof.

	The then current officers and directors of the Company resigned and new officers and directors were elected.

	On May 16, 2016, the Company issued 5,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 91% of the total outstanding 5,500,000 shares of common stock to Jerry A. Hayes the newly elected sole officer and director.

        Management has evaluated subsequent events through May 23, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of December 31, 2015 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events".

_____________________________________________________________________


                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				GLOBAL MARINE MINERALS, INC.
				(Formerly Burney Hill Acquisition Corporation)

                              By:   /s/ Jerry A. Hayes
					President, Principal executive officer
Dated:       July 28, 2016


                              By:   /s/ Jerry A. Hayes
					Treasurer, Principal financial officer

Dated:        July 28, 2016


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                             OFFICE              DATE

/s/ Jerry A. Hayes              Director          July 28, 2016